Form 10KSB
period 2001-12-31
CYBERWHOLESALE INC
filed 2002-03-20
CIK 1016075

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number: 000-32705
                                 ---------

                              Cyberwholesale, Inc.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)



                   Nevada                                88-0360531
                   ------                                ----------
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                Identification No.)

            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (801) 575-8073
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class           Name of each Exchange on Which Registered
        -------------------           ------------------------------------------
  Common Stock ($0.001 Par Value)                        None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X      No
                                ------    ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended December 31, 2001 were $ 0.

At December 31, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 2,039,500.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page


Item 1.           Description of Business......................................1

Item 2.           Description of Property......................................5

Item 3.           Legal Proceedings............................................5

Item 4.           Submission of Matters to a Vote of Security-Holders..........5


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....6

Item 6.           Management's Discussion and Analysis or Plan of Operation....6

Item 7.           Financial Statements.........................................7

Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure..........................9

                                    PART III

Item 9.           Directors and Executive Officers.............................9

Item 10.          Executive Compensation......................................10

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................11

Item 12.          Certain Relationships and Related Transactions..............12

Item 13.          Exhibits and Reports on Form 8-K............................12

                  Signatures..................................................13

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

History

Cyberwholesale, Inc. (the "Company") was formed as a Nevada corporation on June 3, 1996, for the purpose of specializing in Internet "virtual mall" development. The Company was one of over 40 related companies whose plan was to create a virtual mall with theme based stores to sell merchandise over the Internet. The Company's main area of focus was directed toward the development of a virtual shopping mall specializing in the sale of wholesale related goods on the Internet. The Company's former parent, Axia Group, Inc., a fully reporting company under the Exchange Act of 1934, through its now defunct subsidiary CyberMalls, Inc., was in the process of developing a specialized search engine. This search engine was designed to assist consumers in the purchase of products by narrowing the number of responses received when searching for a specific product. However, due to a lack of necessary funding CyberMalls, Inc.'s plans to create the search engine were discontinued. Consequently, the plans to create a virtual mall with at least 40 theme based stores with the 40 related companies including the Company's theme based virtual store were abandoned. The Company became a "blank check" or "shell" company during the last quarter of 1996 as a result of the inability of the Company's then parent to sufficiently fund the Company's planned operations. The Company is currently seeking a business or businesses to acquire.

General

The Company is a "blank check" or "shell" corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for Company shareholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

Selection of a Business

The Company anticipates that potential business opportunities will be referred from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on the personal contacts of Richard Surber, its sole officer and director and his affiliates, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. Finder's fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity's revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is unable to predict the cost of utilizing such services. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

The analysis of new businesses will be undertaken by or under the supervision of Richard Surber, the Company's sole officer and director. In analyzing prospective businesses, Richard Surber will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation to effect a merger or acquisition, and other circumstances.

Acquisition of a Business

The implementation of a structure that will effect any given business transaction may cause the Company to become a party to a merger, consolidation, purchase and sale of assets, purchase or sale of stock, or other reorganization involving another corporation, joint venture, partnership or licensee. The exact structure of the anticipated business transaction cannot yet be determined. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. In other words, the Company does not intend to merely buy noncontrolling interests in other businesses.

Rather, its current focus is to acquire a controlling interest in a business. Upon the completion of a transaction, it is likely that the Company's present management will no longer control Company affairs. Further, a majority or all of the Company's present directors may, as part of the terms of a prospective business transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's merger or acquisition of a business venture, the present shareholders of the Company, including Richard Surber, sole officer and director, may, as a negotiated part of the transaction, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. If the Company's current shareholders sell their stock as part of a merger/acquisition, they may decide to sell a controlling interest (i.e., over 50%) of the Company to the other entity (including such other entity's shareholders and affiliates) which participates in the merger/acquisition. The other entity might only buy shares from Richard Surber and/or another major shareholder, or it might only buy enough shares to obtain a controlling interest in the Company. However, there is no degree of certainty that the other entity will buy any of the Company's shares, whether from Richard Surber or any other shareholder. Conversely, it is possible the other entity may offer to buy out all or most of the shareholders' stock at prices comparable to those offered to Richard Surber or another major shareholder. It is possible that the entity may pay a higher price for shares belonging to insider shareholders than for shares belonging to non-insider shareholders. Although the Company's insiders have no present intentions to buy shares from other insiders, it is a possibility that insiders could buy shares from other insiders. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders. This is done in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including Richard Surber, are a negotiated part of a future merger or acquisition, a conflict of interest may arise since Richard Surber will be negotiating for the merger or acquisition on behalf of the Company and for the sale of their shares for their own respective accounts. Where a business opportunity is well suited for merger or acquisition by the Company, but affiliates of the prospective business opportunity impose a condition that management sell its shares at a price which is unacceptable to them, management may not sacrifice its financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for its shares is high, management may be inclined to effect the acquisition in order to realize a substantial gain on its shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for its shares is fair. Shareholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its shareholders.

Although the terms of any registration rights and the number of securities, if any, which may be registered cannot be determined at this time, it may be expected that any registration of securities by the Company would entail substantial expense to the Company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.


While the actual terms of a transaction to which the Company may be a party cannot be determined at this time, it may be expected that the parties to any business transaction will find it desirable to structure the merger or acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986 (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company expects to be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities under
Section 368. The acquiring corporation will issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the merging or acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be determined at this time, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

The Company is a development stage company and currently has no employees. Executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 5 hours per month. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is identifying and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business venture.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The building is owned by Salt Lake Development Corporation, a majority owned subsidiary of Axia Group, Inc., the former parent of the Company. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year covered by this report to a vote of security holders, therefore rendering this item inapplicable.

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company currently has no public trading market. The Company intends to have Form 15c-(2)(11) filed on its behalf once a suitable business acquisition or merger has been completed in an effort to obtain a listing on the NASD over the counter bulletin board and create a public market. Management believes that the creation of a public trading market for the Company's securities would make the Company a more attractive acquisition or merger candidate. However, there is no guarantee that the Company will obtain a listing on the NASD over-the-counter bulletin board or that a public market for the Company's securities will develop or, if such a market does develop, that it will continue, even if a listing on the NASD over the counter bulletin board is obtained.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the calendar year 2001, all prior sales of unregistered securities were previously reported in our initial registration statement FORM 10-SB, filed on May 9, 2001.

Record Holders

As of December 31, 2001, there were seventy-seven (77) shareholders of record holding a total of 2,039,500 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year 2002, but there can be no assurance that this expectation will be fully realized.

Liquidity and Capital Resources

As of December 31, 2001, the Company had no major assets. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2002. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2002. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified.

The Company projects that its operating requirements will not exceed $10,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Axia Group, Inc. will loan the Company sufficient funds to cover these costs over the next twelve months. Richard Surber will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the Securities & Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.

ITEM 7.           FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended December 31, 2001 are attached hereto as F-1 through F-8.

                               Cyberwholesale, Inc

                         Financial Statements and Report

                   Of Independent Certified Public Accountants
                                December 31, 2001

INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Audited Balance Sheet as of December 31, 2001 ...............................F-3

Audited Statement of Operations for the years ended December 31, 2001 and 2000 and June 3, 1996 (Date of Inception) to December 31, 2001....................F-4

Audited Statement of Cash Flows for the year ended December 31, 2001 and 2000 and June 3, 1996 (Date of Inception) to December 31, 2001....................F-5

Audited Statement of Stockholder's Equity for the year ended December
31, 2001.....................................................................F-6

Notes to Condensed Financial Statements......................................F-7

[ANDERSEN ANDERSEN & STRONG, L.L.C.
941 EAST 3300 SOUTH, SUITE 202
SALT LAKE CITY, UTAH 84106
PHONE: 801-486-0096
FAX: 801-486-0098]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Audit Committee or the
Board of Directors of
Cyberwholesale, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cyberwholesale, Inc. (a development stage company), at December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, the period from June 3, 1996 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberwholesale, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the period from June 3, 1996 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses from operations from its inception and has very limited working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 11, 2002
Salt Lake City, Utah

/s/ Anderson Anderson & Strong
------------------------------
                                       F-2

                              CYBERWHOLESALE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                             As of December 31, 2001


                                     Assets

Current Assets:
   Cash in bank                                               $       -
                                                              ---------

     Total current assets                                     $       -
                                                              =========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                           $   1,049
   Accounts payable - related parties                             5,115
                                                              ---------

     Total Current Liabilities                                    6,164
                                                              ---------

Stockholders' equity (deficit):
   Preferred stock, $.001 par value;                                  -
     Authorized, 5,000,000 shares;
     No shares issued
   Common stock, $.001 par value;                                 2,040
     Authorized, 20,000,000 shares;
     Shares issued and outstanding:
     2,042,000
   Additional paid-in capital                                       327
   Deficit accumulated during                                   (8,531)
       development stage
                                                              ---------
                                                                (6,164)
                                                              ---------

                                                              $       0
                                                              =========







              The accompanying notes are an integral part of these
                              financial statements

                              CYBERWHOLESALE, INC.
                          (A Development Stage Company)
                             Statement of Operations
                   Years ended December 31, 2001 and 2000 and
                 Period From June 3, 1996 (Date of Inception) to
                                December 31, 2001



                                                                           Inception
                                                                         through Dec. 31,
                                             2001           2000             2001
                                          -----------    -----------     ------------


Revenues:
     None                                 $         -    $         -     $          -
                                          -----------    -----------     ------------
                                                    -    $         -     $          -
                                          -----------    -----------     ------------
Expenses:
     General and administrative costs           4,805          1,720            8,530
                                          -----------    -----------     ------------
                                                4,805          1,720            8,530
                                          -----------    -----------     ------------


Net Loss                                  $   (4,805)        (1,720)          (8,530)
                                          ===========    ===========     ============

Net Loss Per Common Share - basic         $         -              -                -
                                          ===========    ===========     ============

Weighted average number of shares           2,042,226      2,042,000                -
outstanding - basic
                                          ===========    ===========     ============





















    The accompanying notes are an integral part of these financial statements

                              CYBERWHOLESALE, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                   Years ended December 31, 2001 and 2000 and
                 Period From June 3, 1996 (Date of Inception) to
                                December 31, 2001


                                                                                    Inception
                                                                                   through Dec.
                                                            2001         2000       31, 2001
                                                         ---------    ----------   ----------

Cash flows from operating activities:

     Net loss                                            $ (4,804)    $  (1,720)   $  (8,530)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Increase in accounts payable                            899           150        1,049
       Services and expenses paid with common stock              -             -        2,006
                                                         ---------    ----------   ----------

       Total adjustments                                       899           150        3,055
                                                         ---------    ----------   ----------

   Net cash (used) by operating activities                 (3,905)       (1,570)      (5,475)
                                                         ---------    ----------   ----------


Cash flows from financing activities:

   Loans by related parties                                  3,850         1,265        5,115
   Capital contributions by incorporators                        -           360          360
                                                         ---------    ----------   ----------

   Net cash provided by financing activities                 3,850         1,625        5,475
                                                         ---------    ----------   ----------

Net increase in cash                                          (55)            55            0

Cash, beginning                                                 55             -            -
                                                         ---------    ----------   ----------

Cash, end                                                $       0            55            0
                                                         =========    ==========   ==========
Supplemental Schedule of non-cash investing and
 f financioninancing activities:
financing activities:

Issuance of common stock for services and expenses       $       -    $        -   $    2,006
                                                         =========    ==========   ==========





    The accompanying notes are an integral part of these financial statements

                              CYBERWHOLESALE, INC.
                         (A Developmental Stage Company)
                  Statement of Changes In Stockholders' Equity
        Period From June 3, 1996 (Date of Inception) to December 31, 2001



                                                                                        Additional
                                                                 Common Stock            Paid-in    Accumulated
                                                             Shares           Amount     Capital       Deficit        Total
                                                         --------------   -----------    --------   ------------   ----------

Issuance of common stock to incorporators
   for cash - May 21, 1996 at $0.001                          1,000,000   $     1,000    $      -   $          -   $    1,000
Net loss for the period from February 15, 1996                        -             -           -        (1,000)      (1,000)
   (date of inception) to December 31, 1997
                                                         --------------   -----------    --------   ------------   ----------
Balance December 31, 1997                                     1,000,000         1,000           0        (1,000)            0
                                                         --------------   -----------    --------   ------------   ----------
Results of operations year ended December 31, 1998                    -             -           -              -            0
                                                         --------------   -----------    --------   ------------   ----------
Balance December 31, 1998                                     1,000,000         1,000           0        (1,000)            0
                                                         --------------   -----------    --------   ------------   ----------
Issuance of shares for services - Dec.15, 1999 at $0.001:     1,006,000         1,006           -              -        1,006
Shares subscribed - Dec. 17, 1999 at $0.01                       36,000            36         324              -          360
   (Cash received February 3, 2000)
Results of operations year ended December 31, 1999                    -             -           -        (1,006)      (1,006)
                                                         --------------   -----------    --------   ------------   ----------
Balance at December 31, 1999                                  2,042,000         2,042         324        (2,006)          360
                                                         --------------   -----------    --------   ------------   ----------
Results of operations year ended December 31, 2000                    -             -           -        (1,720)      (1,720)
                                                         --------------   -----------    --------   ------------   ----------
Balance at December 31, 2000                                  2,042,000   $     2,042    $    324   $    (3,726)   $  (1,360)
                                                         --------------   -----------    --------   ------------   ----------
Previously issued shares canceled April 16, 2001                (2,500)           (2)           3              -            -
Results of operations year ended December 31, 2001                    -             -           -        (4,804)      (4,804)
                                                         --------------   -----------    --------   ------------   ----------
Balance at December 31, 2001                                  2,039,500   $     2,040    $    327   $    (8,530)   $  (6,164)
                                                         ==============   ===========    ========   ============   ==========



     The accompany notes are an integral part of these financial statements

                              CYBERWHOLESALE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


1.       Organization

The Company was incorporated under the laws of the State of Nevada on June 3, 1996 with the name of "Cyberwholesale, Inc." with authorized common stock of 20,000,000 shares at $0.001 par value, and authorized preferred stock of 5,000,000 shares at $0.001 par value.

The Company is in the development stage and has not commenced any significant operations.

2.       Summary of Significant Accounting Policies


Accounting Methods

The Company recognized income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

At December 31, 2001, the Company had a net operating loss carryforward of $8,530. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because use of future tax benefit is undetermined since the Company has no operations. The net operating loss expires in increments beginning in 2011.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding in accordance with FASB No. 128.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

                              CYBERWHOLESALE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

2.          Summary of Significant Accounting Policies, continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


3.          Related Party Transactions

The statement of changes in stockholders equity shows 2,039,500 shares of common stock outstanding of which 2,000,000 shares were issued to related parties. At December 31, 2001, the Company owed $5,115 to these related parties.

4.           Going    Concern

Continuation of the Company as a going concern is dependent upon obtaining working capital for any future planned activity and management of the Company will be required to develop a strategy which will accomplish this objective. There can be no assurance that the Company can be successful in this effort.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has had no disagreements with its independent accountants.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                  PERSONS

The following individual constitutes the Company's sole Executive Officer and Director as of March 18, 2002.

 Name                        Age        Position
 Richard D. Surber           28         President, Secretary, Treasurer and
                                                Director

No other persons are expected to make any significant contributions to the Company who are not executive officers or directors of the Company.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Richard D. Surber, 28, is the Company's sole director and its president, and has served as such since December 15, 1999. He will serve as director until the next annual meeting of the Company's shareholders.

Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. Since 1992, he has gained extensive experience serving as an officer and/or director of many public and private companies.

Mr. Surber serves as an officer and/or director of the following public companies: Axia Group, Inc., the Company's major shareholder during 2001 and a holding company whose subsidiaries invest in real estate and provide financial consulting services (president and director from 1992 to the present); Cybercosmetics, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 15, 1999 to the present); Cyberexcellence, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 15, 1999 to January 8, 2002); Cyber Wrestling, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 15, 1999 to the present); Cyber Soccer, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 15, 1999 to the present); Cyber Tennis, Inc., a shell company whose plan is to acquire an unidentified company (president and director from, December 15, 1999 to the present); Kelly's Coffee, Group, Inc., (president and director from May 1999 to the present); Golden Opportunity Development Corporation, a majority owned subsidiary of Axia Group, Inc., which owned a hotel property in Baton Rouge, Louisiana, until January 4, 2002 (president and director from September 1999 to December 19, 2001); Aswan Investments, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 10, 1999 to April 16, 2001); Alexandria Holdings, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 10, 1999 to April 16, 2001); Cairo Acquisitions, Inc., a shell company whose plan is to acquire an unidentified company (president and director from December 10, 1999 to April 16, 2001).


Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

No cash compensation was paid to Richard Surber during the fiscal years ended December 31, 2000 or 2001. The Company, as of the filing date, has issued Richard Surber a total of 1,000,000 Shares for his services to the Company valued at $1,000. The Company in 1996 also issued Axia Group, Inc., 1,000,000 shares for the organizational cost of the Company valued at $1,000. There is currently no policy in place that prevents the Company from compensating Richard Surber or any future officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

The Company has no agreement or understanding, express or implied, with any officer, director or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby Richard Surber or any of the Company's principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to Richard Surber or any of its principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

Upon the merger or acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that Richard Surber remains after effecting a business acquisition, his time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the company during the years 1999 to 2001. The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                               Long Term Compensation
                                                                                    Awards                         Payouts
                                                                                          Securities
                                                                         Restricted       Underlying
                                                        Other Annual        Stock          Options           LTIP         All Other
   Name and Principal              Salary     Bonus     Compensation      Award(s)           SARs          payouts      Compensation

        Position           Year      ($)       ($)           ($)             ($)             (#)             ($)             ($)
Richard D. Surber          2001       0         -             -               -                -              -               -
Secretary, Treasurer and   2000       0         -             -               -                -              -               -
Director                   1999       0         -             -            $1,000              -              -               -
------------------------   ----    ------     -----     ------------     ----------       ----------       -------      ------------

Compensation of Directors

Currently there are no plans to compensate the Directors of the Company for their services.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth, as of December 31, 2001, the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company,
(iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

  Title of Class        Name and Address of Beneficial      Amount and Nature of   Percent of Class
                                   Ownership                Beneficial Ownership
   Common Stock            Richard Surber, President
                           268 W. 400 S., Suite 300              2,000,0001              97.9%
                          Salt Lake City, Utah 84101
   Common Stock                Axia Group, Inc.                  1,000,0002              48.9%
                           268 W. 400 S., Suite 300
                          Salt Lake City, Utah 84101
   Common Stock      All Executive Officers and Directors         2,000,000              97.9%
                                  as a Group


1 Richard D. Surber is the President and CEO of Axia Group, Inc. and therefore has voting power over the 1,000,000 shares held by Axia Group, Inc. Mr. Surber personally owns 1,000,000 additional shares of the Company's stock.
2 The 1,000,000 shares held in Axia Group, Inc.'s name for the duration of 2001 were transfered to Nexia Holdings, Inc., in a Stock Purchase Agreement dated February 15, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years the Company has not been a party to any material transaction or series of transactions with any Director or Executive Officer of the Company, any nominee for election as a Director of the Company or any beneficial owner of 5% or more of the Company's outstanding common stock, nor is the Company involved in any such proposed transactions.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of March, 2002.

                                         Cyberwholesale, Inc.

                                          /s/ Richard Surber
                                         --------------------------------
                                         Name: Richard Surber
                                         Title: President/CEO and Director




















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                INDEX TO EXHIBITS

Exhib.            Page
No.               No.      Description

3(i)              *        Articles of Incorporation of Cyberwholesale, Inc., a
                           Nevada corporation, filed with the State of Nevada on June 3, 1996.

3(ii)             *        By-laws of the Company adopted on December 7, 1999.



* Incorporated by reference from Form 10-SB filed May 9, 2001.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]