Form 10QSB
period 2002-06-30
CYBERWHOLESALE INC
filed 2002-07-09
CIK 1016075

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from -------- to . ------------


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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 5, 2002 was 2,039,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS........................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...4

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................4

SIGNATURES...........................................................5

INDEX TO EXHIBITS....................................................6












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyberwholesale, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet. The comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]


                          INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of June 30, 2002.....................................................................F-2

Unaudited Statement of Operations for the three and six months ended June 30, 2002 and 2001 and June 3, 1996 (Date of Inception) to June 30, 2002..................................................F-3

Unaudited Statement of Cash Flows for the six months ended June 30, 2002 and 2001 and June 3, 1996 (Date of Inception) to June 30, 2002...........................................................F-4

Notes to Condensed Financial Statements.........................................................................F-5


                              Cyberwholesale, Inc.
                          (A Development Stage Company)
                        Balance Sheet for periods ending
                                  June 30, 2002


                                                                                           June 30, 2002
                                                                                            (Unaudited)
                                                                                    ---------------------------
                                     Assets

Cash & cash equivalents                                                           $                           0
                                                                                    ---------------------------
                                  Total Assets                                    $                           0

                                                                                    ---------------------------


                      Liabilities and Stockholders' Equity
Current Liabilities:
      Accounts payable                                                            $                       1,280
      A/P - Related Parties                                                                               7,179
                                                                                    ---------------------------
                           Total Current Liabilities                                                      8,459
                                                                                    ---------------------------

Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000,000 shares;
               no shares issued                                                                               -
     Common stock, $.001 par value, 20,000,000 shares authorized,
           2,039,500 shares issued and outstanding                                                        2,040
     Additional paid-in capital                                                                             327
     Accumulated deficit during development stage                                                       (10,826)
                                                                                    ---------------------------

                      Total Stockholders' Equity (Deficit)                                               (8,459)
                                                                                    ---------------------------

              Total Liabilities and Stockholders' Equity (Deficit)                $                           0
                                                                                  $
                                                                                    ===========================











                 See accompanying notes to Financial Statements

                              Cyberwholesale, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
              Three and Six months ended June 30, 2002 and 2001 and
                June 3, 1996 (Date of Inception) to June 30, 2002



                                                    Three months ended         Six months ended         Inception
                                                         June 30,                  June 30,              to June
                                                                                                        30, 2002
                                                                                                       -----------
                                                    2002         2001          2002         2001
                                                 -----------  -----------  ------------  -----------

Revenues                                        $          0 $          0 $           0 $          0  $          0

General and administrative costs                         252           86         2,295          236        10,826
                                                 -----------  -----------  ------------  -----------   -----------

Income / (Loss) before income taxes                    (252)         (86)       (2,295)        (236)      (10,826)

Provision for income taxes                                 0            0             0            0             0
                                                 -----------  -----------  ------------  -----------   -----------

                  Net Income / (Loss)           $      (252) $       (86) $     (2,295) $      (236)  $   (10,826)
                                                 ===========  ===========  ============  ===========   ===========

Income / (Loss) per common share - basic                0.00         0.00          0.00         0.00
and diluted
                                                 -----------  -----------  ------------  -----------

Weighted average common shares - basic and         2,039,500    2,042,000     2,039,500    2,042,000
diluted
                                                 -----------  -----------  ------------  -----------

















                 See accompanying notes to Financial Statements

                              Cyberwholesale, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
                  Six months ended June 30, 2002 and 2001, and
                June 3, 1996 (Date of Inception) to June 30, 2002


                                                                      Six Months Ended              Inception to
                                                                          June 30,                 June 30, 2002
                                                                                                 ------------------
                                                                   2002              2001
                                                               -------------    --------------   ------------------

Cash flows from operating activities:
     Net loss                                               $         (2,295)  $          (236) $           (10,826)
         Adjustments to reconcile net loss to net cash
         (used) in operating activities:
                 Services and expenses paid w/stock                        0                 0                2,006
             Increase in accounts payable                              2,295               181                8,460
                                                               -------------    --------------   ------------------
     Net cash (used in) provided by operating activities                   0               (55)                (360)
                                                               -------------    --------------   ------------------


Cash flows from investing activities                                       0                 0                    0
                                                               -------------    --------------   ------------------


Cash flows from financing activities
        Issuance of Common Stock                                           0                 0                  360
                                                               -------------    --------------   ------------------
               Net cash provided by financing activities                   0                 0                  360
                                                               -------------    --------------   ------------------


Net (decrease) increase in cash                                            0               (55)                   0
                                                               -------------    --------------   ------------------

Cash, beginning of period                                                  0                55                    0
                                                               -------------    --------------   ------------------

Cash, end of period                                         $              0   $             0  $                 0
                                                               -------------    --------------   ------------------

 Supplemental Schedule of Non-Cash Investing an Financing  Activities:
  Issuance of common stock for services and expenses                       0                 0                2,006





                 See accompanying notes to Financial Statements

                              CYBER WHOLESALE, INC
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2002


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the period ended December 31, 2001, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

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

(b)      Reports on Form 8-K.
 No reports on Form 8-K were filed during the period covered by this Form 10-
 QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 5th day of July, 2002.




CYBER WHOLESALE, INC.



      /s/ Richard Surber                                   July 5, 2002
-----------------------------------------------------------------------
Richard Surber                              Date
President and Director

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

3(ii)             *                 Bylaws of the Company, as amended
                                    (incorporated herein by reference from
                                    Exhibit No. 3(ii) of the Company's Form
                                    10-SB as filed with the Securities
                                    and Exchange Commission on
                                    February 22, 2000).